Form 10-Q
period 2026-06-27
GARMIN LTD
filed 2026-07-29
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2026

or

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

YES ☐ NO ☑

Number of shares outstanding of the registrant’s common shares as of July 24, 2026

Registered Shares, $0.10 par value: 192,852,536 (excluding treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended June 27, 2026

i

Part I - Financial Information

Item 1 - Condensed Consolidated Financial Statements

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		26-Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$2,022,092	$1,814,564	$3,775,582	$3,349,663
Cost of goods sold	760,070	747,552	1,471,272	1,398,106
Gross profit	1,262,022	1,067,012	2,304,310	1,951,557

Research and development expense	303,940	276,663	599,758	544,783
Selling, general and administrative expenses	342,574	318,054	657,379	601,655
Total operating expense	646,514	594,717	1,257,137	1,146,438

Operating income	615,508	472,295	1,047,173	805,119
Other income (expense):
Interest income	38,173	31,724	74,147	62,231
Foreign currency (losses) gains	(2,492)	(23,512)	630	1,248
Other (expense) income	(128)	(256)	1,640	730
Total other income (expense)	35,553	7,956	76,417	64,209

Income before income taxes	651,061	480,251	1,123,590	869,328
Income tax provision	109,141	79,429	176,591	135,737
Net income	$541,920	$400,822	$946,999	$733,591

Net income per share:
Basic	$2.81	$2.08	$4.91	$3.81
Diluted	$2.80	$2.07	$4.89	$3.79

Weighted average common shares outstanding:
Basic	192,836	192,523	192,755	192,534
Diluted	193,471	193,416	193,515	193,557

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		26-Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income	$541,920	$400,822	$946,999	$733,591
Foreign currency translation adjustment	(7,064)	223,845	(57,150)	232,525
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(492)	7,239	(14,010)	19,886
Comprehensive income	$534,364	$631,906	$875,839	$986,002

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	June 27, 2026	December 27, 2025
Assets
Current assets:
Cash and cash equivalents	$2,334,235	$2,278,646
Marketable securities	331,955	459,202
Accounts receivable, net	1,153,215	1,253,015
Inventories	1,966,061	1,772,257
Deferred costs	13,673	17,538
Prepaid expenses and other current assets	509,473	467,558
Total current assets	6,308,612	6,248,216

Property and equipment, net of accumulated depreciation of $1,360,259 and $1,292,250	1,454,228	1,375,348
Operating lease right-of-use assets	212,297	196,183
Noncurrent marketable securities	1,703,680	1,396,929
Deferred income tax assets	717,795	718,094
Noncurrent deferred costs	3,930	4,373
Goodwill	748,474	760,241
Other intangible assets, net	179,054	198,362
Other noncurrent assets	95,821	95,923
Total assets	$11,423,891	$10,993,669

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$401,318	$347,493
Salaries and benefits payable	201,311	228,267
Accrued warranty costs	71,560	72,921
Accrued sales program costs	118,531	153,193
Other accrued expenses	249,765	257,651
Deferred revenue	106,956	105,646
Income taxes payable	326,081	381,549
Dividend payable	607,651	173,351
Total current liabilities	2,083,173	1,720,071

Deferred income tax liabilities	107,365	109,701
Noncurrent income taxes payable	3,754	3,596
Noncurrent deferred revenue	22,072	22,277
Noncurrent operating lease liabilities	177,957	164,835
Other noncurrent liabilities	557	625

Stockholders’ equity:
Common shares, $0.10 par value (194,901 and 194,901 shares authorized and issued; 192,910 and 192,620 shares outstanding)	19,490	19,490
Additional paid-in capital	2,381,041	2,368,670
Treasury shares (1,991 and 2,281 shares)	(427,840)	(406,423)
Retained earnings	7,106,837	6,970,182
Accumulated other comprehensive income (loss)	(50,515)	20,645
Total stockholders’ equity	9,029,013	8,972,564
Total liabilities and stockholders’ equity	$11,423,891	$10,993,669

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	26-Weeks Ended
	June 27, 2026	June 28, 2025
Operating Activities:
Net income	$946,999	$733,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81,270	75,980
Amortization	16,711	17,423
Loss on sale or disposal of property and equipment	55	350
Unrealized foreign currency losses (gains)	2,575	(16,566)
Deferred income taxes	3,418	(49,754)
Stock compensation expense	88,793	82,279
Realized loss on marketable securities	597	706
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	84,187	17,902
Inventories	(209,361)	(206,276)
Other current and noncurrent assets	(44,687)	(37,092)
Accounts payable	59,547	(2,591)
Other current and noncurrent liabilities	(68,307)	2,408
Deferred revenue	1,187	(6,843)
Deferred costs	4,310	7,262
Income taxes	(27,750)	(24,820)
Net cash provided by operating activities	939,544	593,959

Investing activities:
Purchases of property and equipment	(194,395)	(85,738)
Purchase of marketable securities	(510,525)	(465,372)
Redemption of marketable securities	311,308	306,469
Net payments for acquisitions	(2,993)	(1,973)
Other investing activities, net	(68)	503
Net cash used in investing activities	(396,673)	(246,111)

Financing activities:
Dividends	(376,045)	(317,748)
Proceeds from issuance of treasury shares related to equity awards	31,442	29,065
Purchase of treasury shares related to equity awards	(47,063)	(33,431)
Purchase of treasury shares under share repurchase plan	(81,581)	(93,632)
Net cash used in financing activities	(473,247)	(415,746)

Effect of exchange rate changes on cash and cash equivalents	(14,014)	60,650

Net increase (decrease) in cash, cash equivalents, and restricted cash	55,610	(7,248)
Cash, cash equivalents, and restricted cash at beginning of period	2,279,360	2,080,154
Cash, cash equivalents, and restricted cash at end of period	$2,334,970	$2,072,906

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 13-Weeks Ended June 27, 2026 and June 28, 2025

(In thousands)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 29, 2025	$19,490	$2,255,968	$(301,804)	$6,331,735	$(125,911)	$8,179,478
Net income	—	—	—	400,822	—	400,822
Translation adjustment	—	—	—	—	223,845	223,845
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,324	—	—	—	—	7,239	7,239
Comprehensive income						631,906
Dividends	—	—	—	(693,045)	—	(693,045)
Issuance of treasury shares related to equity awards	—	16,819	12,246	—	—	29,065
Stock compensation	—	44,507	—	—	—	44,507
Purchase of treasury shares related to equity awards	—	—	(287)	—	—	(287)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(66,513)	—	—	(66,513)
Balance at June 28, 2025	$19,490	$2,317,294	$(356,358)	$6,039,512	$105,173	$8,125,111

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 28, 2026	$19,490	$2,335,119	$(415,600)	$7,374,974	$(42,959)	$9,271,024
Net income	—	—	—	541,920	—	541,920
Translation adjustment	—	—	—	—	(7,064)	(7,064)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $302	—	—	—	—	(492)	(492)
Comprehensive income						534,364
Dividends	—	—	—	(810,057)	—	(810,057)
Issuance of treasury shares related to equity awards	—	452	30,990	—	—	31,442
Stock compensation	—	45,470	—	—	—	45,470
Purchase of treasury shares related to equity awards	—	—	(224)	—	—	(224)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(43,006)	—	—	(43,006)
Balance at June 27, 2026	$19,490	$2,381,041	$(427,840)	$7,106,837	$(50,515)	$9,029,013

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 26-Weeks Ended June 27, 2026 and June 28, 2025

(In thousands)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 28, 2024	$19,490	$2,247,484	$(270,521)	$5,999,183	$(147,238)	$7,848,398
Net income	—	—	—	733,591	—	733,591
Translation adjustment	—	—	—	—	232,525	232,525
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $6,496	—	—	—	—	19,886	19,886
Comprehensive income						986,002
Dividends	—	—	—	(693,262)	—	(693,262)
Issuance of treasury shares related to equity awards	—	(12,469)	41,534	—	—	29,065
Stock compensation	—	82,279	—	—	—	82,279
Purchase of treasury shares related to equity awards	—	—	(33,431)	—	—	(33,431)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(93,940)	—	—	(93,940)
Balance at June 28, 2025	$19,490	$2,317,294	$(356,358)	$6,039,512	$105,173	$8,125,111

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 27, 2025	$19,490	$2,368,670	$(406,423)	$6,970,182	$20,645	$8,972,564
Net income	—	—	—	946,999	—	946,999
Translation adjustment	—	—	—	—	(57,150)	(57,150)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $5,121	—	—	—	—	(14,010)	(14,010)
Comprehensive income						875,839
Dividends	—	—	—	(810,344)	—	(810,344)
Issuance of treasury shares related to equity awards	—	(76,422)	107,864	—	—	31,442
Stock compensation	—	88,793	—	—	—	88,793
Purchase of treasury shares related to equity awards	—	—	(47,063)	—	—	(47,063)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(82,218)	—	—	(82,218)
Balance at June 27, 2026	$19,490	$2,381,041	$(427,840)	$7,106,837	$(50,515)	$9,029,013

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 27, 2026

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

The Company's operating results are subject to fluctuations associated with seasonal demand for consumer products, the timing of new product introductions, and original equipment manufacturer (OEM) customer production schedules. Therefore, operating results for the 13-week and 26-week periods ended June 27, 2026 are not necessarily indicative of the results that may be expected for the year ending December 26, 2026.

The Company’s fiscal year is based on a 52-week or 53-week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended June 27, 2026 and June 28, 2025 both contain operating results for 13 weeks.

Significant Accounting Policies

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 1 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025. There were no material changes to the Company’s significant accounting policies during the 26-week period ended June 27, 2026.

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

A large majority of the Company’s revenue is recognized on a point in time basis, usually once the product is shipped and title and risk of loss have transferred to the customer. Revenue recognized over time relates to performance obligations that are satisfied over the estimated life of the product or contractual service period and is primarily within the outdoor and aviation segments, and, to a lesser extent, within the auto OEM, fitness, and marine segments. Revenue disaggregated by pattern of recognition, based on the timing of transfer of the goods or services, is presented in the table below:

	13-Weeks Ended		26-Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Point in time	$1,938,804	$1,731,996	$3,607,942	$3,185,350
Over time	83,288	82,568	167,640	164,313
Net sales	$2,022,092	$1,814,564	$3,775,582	$3,349,663

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s condensed consolidated balance sheets. Such amounts are recognized ratably over the applicable estimated useful life or contractual service period. Changes in deferred revenue and costs during the 26-week period ended June 27, 2026 are presented below:

	26-Weeks Ended June 27, 2026
	Deferred Revenue (1)	Deferred Costs (2)
Balance, beginning of period	$127,923	$21,911
Deferrals in period	168,745	28,425
Recognition of deferrals in period	(167,640)	(32,733)
Balance, end of period	$129,028	$17,603

(1) Deferred revenue is comprised of both deferred revenue and noncurrent deferred revenue per the condensed consolidated balance sheets.

(2) Deferred costs are comprised of both deferred costs and noncurrent deferred costs per the condensed consolidated balance sheets.

Of the $167,640 of deferred revenue recognized in the 26-week period ended June 27, 2026, approximately $73,000 was deferred as of the beginning of the period. Of the $129,028 of deferred revenue as of June 27, 2026, the Company expects to recognize approximately 87% ratably over a total period of three years or less.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share. Stock options, stock appreciation rights, and restricted stock units are collectively referred to as “equity awards”.

	13-Weeks Ended		26-Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Numerator:
Numerator for basic and diluted net income per share – net income	$541,920	$400,822	$946,999	$733,591

Denominator:
Denominator for basic net income per share – weighted-average common shares	192,836	192,523	192,755	192,534

Effect of dilutive equity awards	635	893	760	1,023

Denominator for diluted net income per share – adjusted weighted-average common shares	193,471	193,416	193,515	193,557

Basic net income per share	$2.81	$2.08	$4.91	$3.81

Diluted net income per share	$2.80	$2.07	$4.89	$3.79

Shares excluded from diluted net income per share calculation:
Anti-dilutive equity awards	3	—	3	—

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

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of June 27, 2026
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$11,360	$15	$(138)	$11,237
Agency securities	Level 2	115,462	21	(1,359)	114,124
Mortgage-backed securities	Level 2	66,898	69	(894)	66,073
Corporate debt securities	Level 2	1,638,978	3,192	(12,901)	1,629,269
Municipal securities	Level 2	216,593	197	(1,858)	214,932
Other	Level 2	—	—	—	—
Total		$2,049,291	$3,494	$(17,150)	$2,035,635

	Available-For-Sale Securities as of December 27, 2025
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$11,310	$54	$(3)	$11,361
Agency securities	Level 2	79,794	63	(316)	79,541
Mortgage-backed securities	Level 2	86,251	567	(1,508)	85,310
Corporate debt securities	Level 2	1,454,326	12,809	(4,624)	1,462,511
Municipal securities	Level 2	217,629	675	(2,201)	216,103
Other	Level 2	1,346	—	(41)	1,305
Total		$1,850,656	$14,168	$(8,693)	$1,856,131

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

Accrued interest receivable, which totaled $23,736 as of June 27, 2026, is excluded from both the fair value and amortized cost basis of available-for-sale securities and is included within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. The Company writes off impaired accrued interest on a timely basis, generally within 30 days of the due date, by reversing interest income. No accrued interest was written off during the 26-week period ended June 27, 2026.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and other income (expense) on the Company’s condensed consolidated statements of income. Impairment not relating to credit losses is recorded in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. The cost of securities sold is based on the specific identification method. Approximately 66% of securities in the Company’s portfolio were at an unrealized loss position as of June 27, 2026.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of June 27, 2026 and December 27, 2025.

	As of June 27, 2026
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(138)	$7,848	$—	$—	$(138)	$7,848
Agency securities	(1,351)	101,128	(8)	6,991	(1,359)	108,119
Mortgage-backed securities	(254)	47,312	(640)	8,137	(894)	55,449
Corporate debt securities	(11,366)	912,210	(1,535)	155,985	(12,901)	1,068,195
Municipal securities	(1,216)	104,621	(642)	69,275	(1,858)	173,896
Other	—	—	—	—	—	—
Total	$(14,325)	$1,173,119	$(2,825)	$240,388	$(17,150)	$1,413,507

	As of December 27, 2025
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(3)	$7,981	$—	$—	$(3)	$7,981
Agency securities	(217)	54,089	(99)	6,900	(316)	60,989
Mortgage-backed securities	(193)	15,074	(1,315)	14,664	(1,508)	29,738
Corporate debt securities	(1,469)	222,514	(3,155)	301,363	(4,624)	523,877
Municipal securities	(193)	11,094	(2,008)	147,899	(2,201)	158,993
Other	(2)	301	(39)	1,004	(41)	1,305
Total	$(2,077)	$311,053	$(6,616)	$471,830	$(8,693)	$782,883

As of June 27, 2026 and December 27, 2025, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

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

The amortized cost and fair value of marketable securities at June 27, 2026, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$333,428	$331,955
Due after one year through five years	1,628,983	1,618,916
Due after five years through ten years	85,068	83,376
Due after ten years	1,812	1,388
Total	$2,049,291	$2,035,635

5. Income Taxes

The Company recorded income tax expense of $109,141 in the 13-week period ended June 27, 2026, compared to income tax expense of $79,429 in the 13-week period ended June 28, 2025. The effective tax rate was 16.8% in the second quarter of 2026, compared to 16.5% in the second quarter of 2025. The increase in effective tax rate between comparative periods was primarily due to changes in income mix by jurisdiction.

The Company recorded income tax expense of $176,591 in the 26-week period ended June 27, 2026, compared to income tax expense of $135,737 in the 26-week period ended June 28, 2025. The effective tax rate was 15.7% in the first half of 2026, compared to 15.6% in the first half of 2025. The increase in effective tax rate between comparative periods was primarily due to changes in income mix by jurisdiction.

6. Inventories

The details of inventories consisted of the following:

	June 27, 2026	December 27, 2025
Raw materials	$733,547	$618,228
Work-in-process	269,026	259,011
Finished goods	963,488	895,018
Inventories	$1,966,061	$1,772,257

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

	13-Weeks Ended		26-Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Balance - beginning of period	$70,932	$61,142	$72,921	$62,473
Accrual for products sold (1)	25,165	31,223	41,577	53,273
Expenditures	(24,537)	(21,168)	(42,938)	(44,549)
Balance - end of period	$71,560	$71,197	$71,560	$71,197

(1) Changes in cost estimates related to pre-existing warranties were not material and are aggregated with accruals for new warranty contracts in the ‘accrual for products sold’ line.

8. Commitments and Contingencies

Commitments

The Company is party to certain commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for inventory, capital expenditures, and other indirect purchases in connection with conducting its business. The aggregate amount of purchase orders and other commitments open as of June 27, 2026 that may represent noncancelable unconditional purchase obligations having a remaining term in excess of one year was approximately $589,000.

Certain cash balances are held as collateral in relation to bank guarantees. This restricted cash is reported within other assets on the condensed consolidated balance sheets and totaled $735 and $714 as of June 27, 2026 and December 27, 2025, respectively. The total of the cash and cash equivalents balance and the restricted cash reported within other assets in the condensed consolidated balance sheets equals the total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows.

Contingencies

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended June 27, 2026. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain matters during the 13-week and 26-week periods ended June 27, 2026 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

On February 20, 2026, the U.S. Supreme Court ruled that the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unauthorized. During the 13-week period ended June 27, 2026, the Company received refunds of approximately $21 million of previously paid IEEPA tariffs. The Company recognizes the refunds as a reduction of cost of goods sold when amounts become realized or realizable. As of June 27, 2026, there were additional potential refunds related to previously paid IEEPA tariffs, which have not been recognized in the Company’s consolidated financial statements.

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

The Company's shareholders approved the following dividends:

Approval Date	Dividend Payment Date	Record Date	Dividend Per Share
Fiscal 2026
June 5, 2026	June 26, 2026	June 15, 2026	$1.05
June 5, 2026	September 25, 2026	September 11, 2026	$1.05
June 5, 2026	December 24, 2026	December 11, 2026	$1.05
June 5, 2026	March 26, 2027	March 12, 2027	$1.05
Total			$4.20

Fiscal 2025
June 6, 2025	June 27, 2025	June 16, 2025	$0.90
June 6, 2025	September 26, 2025	September 12, 2025	$0.90
June 6, 2025	December 26, 2025	December 12, 2025	$0.90
June 6, 2025	March 27, 2026	March 13, 2026	$0.90
Total			$3.60

Fiscal 2024
June 7, 2024	June 28, 2024	June 17, 2024	$0.75
June 7, 2024	September 27, 2024	September 13, 2024	$0.75
June 7, 2024	December 27, 2024	December 13, 2024	$0.75
June 7, 2024	March 28, 2025	March 14, 2025	$0.75
Total			$3.00

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

On February 13, 2026, the Board of Directors approved a new share repurchase program (the “2026 Program”), which was effective beginning on February 20, 2026 and authorizes the Company to repurchase up to $500,000 of the common shares of Garmin Ltd. Share repurchases may be made in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and volume of share repurchases are subject to market conditions, business conditions and applicable laws, and are at management’s discretion. The 2026 Program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The 2026 Program expires on December 30, 2028. As of June 27, 2026, the Company had repurchased 216 shares for $51,894, leaving $448,106 available to repurchase additional shares under the 2026 Program.

10. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) balances by component for the 13-week and 26-week periods ended June 27, 2026:

	13-Weeks Ended June 27, 2026
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$(30,983)	$(11,976)	$(42,959)
Other comprehensive income (loss) before reclassification, net of income tax benefit of $456	(7,064)	(1,253)	(8,317)
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense), net of income tax benefit of $154 included in income tax provision	—	761	761
Net current-period other comprehensive income	(7,064)	(492)	(7,556)
Balance - end of period	$(38,047)	$(12,468)	$(50,515)

	26-Weeks Ended June 27, 2026
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$19,103	$1,542	$20,645
Other comprehensive income (loss) before reclassification, net of income tax benefit of $5,192	(57,150)	(14,536)	(71,686)
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense), net of income tax benefit of $71 included in income tax provision	—	526	526
Net current-period other comprehensive income	(57,150)	(14,010)	(71,160)
Balance - end of period	$(38,047)	$(12,468)	$(50,515)

11. Segment Information and Geographic Data

Garmin is organized in the five operating segments of fitness, outdoor, aviation, marine, and auto OEM, which represent the primary markets served by the Company. These operating segments are also the Company's reportable segments.

The Company’s Chief Executive Officer, who has been identified as the Chief Operating Decision Maker (CODM), uses operating income (loss) as the primary measure of profit or loss to assess segment performance. Operating income (loss) represents net sales less costs of goods sold and operating expenses. Net sales are directly attributed to each segment. Most costs of goods sold and the majority of operating expenses are also directly attributed to each segment, while certain other costs of goods sold and operating expenses are allocated to the segments in a reasonable manner considering the specific facts and circumstances of the costs or expenses being allocated. The accounting policies of the segments are the same as those described in Note 1 - Accounting Policies. There are no inter-segment sales or transfers.

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

	Fitness	Outdoor	Aviation	Marine	Auto OEM	Total
13-Weeks Ended June 27, 2026
Net sales	$756,823	$482,740	$268,749	$341,369	$172,411	$2,022,092
Cost of goods sold	276,100	150,421	66,778	132,405	134,366	760,070
Gross profit	480,723	332,319	201,971	208,964	38,045	1,262,022
Research and development expense	64,361	74,198	91,290	51,089	23,002	303,940
Selling, general and administrative expenses	139,323	94,538	38,515	58,027	12,171	342,574
Operating income (loss)	$277,039	$163,583	$72,166	$99,848	$2,872	$615,508

13-Weeks Ended June 28, 2025
Net sales	$605,425	$490,357	$249,366	$299,262	$170,154	$1,814,564
Cost of goods sold	240,755	165,928	63,894	134,924	142,051	747,552
Gross profit	364,670	324,429	185,472	164,338	28,103	1,067,012
Research and development expense	52,696	66,997	85,126	46,920	24,924	276,663
Selling, general and administrative expenses	114,344	99,551	36,963	54,497	12,699	318,054
Operating income (loss)	$197,630	$157,881	$63,383	$62,921	$(9,520)	$472,295

26-Weeks Ended June 27, 2026
Net sales	$1,303,646	$900,270	$532,590	$696,385	$342,691	$3,775,582
Cost of goods sold	484,400	290,009	133,311	290,045	273,507	1,471,272
Gross profit	819,246	610,261	399,279	406,340	69,184	2,304,310
Research and development expense	126,666	144,494	180,750	100,040	47,808	599,758
Selling, general and administrative expenses	257,921	183,394	75,429	115,694	24,941	657,379
Operating income (loss)	$434,659	$282,373	$143,100	$190,606	$(3,565)	$1,047,173

26-Weeks Ended June 28, 2025
Net sales	$990,147	$928,853	$472,481	$618,699	$339,483	$3,349,663
Cost of goods sold	405,334	321,889	119,107	270,428	281,348	1,398,106
Gross profit	584,813	606,964	353,374	348,271	58,135	1,951,557
Research and development expense	103,153	130,060	169,324	90,907	51,339	544,783
Selling, general and administrative expenses	206,316	190,236	72,311	107,579	25,213	601,655
Operating income (loss)	$275,344	$286,668	$111,739	$149,785	$(18,417)	$805,119

Net sales to external customers by geographic region for the 13-week and 26-week periods ended June 27, 2026 and June 28, 2025 are presented below. Note that Americas includes North America and South America, EMEA includes Europe, the Middle East and Africa, and APAC includes Asia Pacific and Australian Continent.

	13-Weeks Ended		26-Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Americas (1)	$979,390	$878,014	$1,801,019	$1,623,747
EMEA	766,069	677,402	1,422,914	1,246,355
APAC	276,633	259,148	551,649	479,561
Net sales to external customers	$2,022,092	$1,814,564	$3,775,582	$3,349,663

(1) The United States is the only country which constitutes greater than 10% of net sales to external customers.

12. Subsequent Events

On July 20, 2026 the Company acquired TrainingPeaks and TrainHeroic, leading training platforms for athletes and coaches. The effect of this acquisition was not material to the Company’s consolidated financial statements.

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

Business Environment Update

Global economic and geopolitical conditions impact our operations and financial results, although we believe our vertically integrated and diversified business model enables us to be resilient and flexible in a dynamic business environment. Recent global supply constraints of memory chips have increased operational complexities and costs, which may unfavorably impact our future gross margin. Foreign currency fluctuations and rapidly changing global trade policies, particularly those affecting the United States (“U.S.”), increase the economic and operational uncertainties that could significantly impact our business and results of operations.

Refer to Part II, Item 1A, “Risk Factors” of this Quarterly Report for further discussion of the risks and uncertainties facing our Company.

Results of Operations

The following tables and discussion provide an analysis of our results of operations for the second quarter of 2026 compared to the second quarter of 2025 and the first half of 2026 compared to the first half of 2025.

Comparison of 13-Weeks Ended June 27, 2026 and June 28, 2025

Net Sales

Net Sales	13-Weeks Ended June 27, 2026	Year-over-Year Change	13-Weeks Ended June 28, 2025
Fitness	$756,823	25%	$605,425
Percentage of Total Net Sales	37%		33%
Outdoor	482,740	(2%)	490,357
Percentage of Total Net Sales	24%		27%
Aviation	268,749	8%	249,366
Percentage of Total Net Sales	13%		14%
Marine	341,369	14%	299,262
Percentage of Total Net Sales	17%		17%
Auto OEM	172,411	1%	170,154
Percentage of Total Net Sales	9%		9%
Total	$2,022,092	11%	$1,814,564

Net sales (or “revenue”) increased 11% for the 13-week period ended June 27, 2026 when compared to the year-ago quarter. Total unit sales in the second quarter of 2026 increased by approximately 9% to 5,686 when compared to total unit sales of 5,203 in the second quarter of 2025, which differs from the percent increase in revenue primarily due to shifts in segment and product mix. Fitness was the largest portion of our revenue mix in the second quarter of 2026 at 37% compared to 33% in the second quarter of 2025.

The increase in fitness revenue was driven by growth across all product categories, led by strong demand for advanced wearables. The increase in aviation revenue was driven by growth in OEM and aftermarket product categories. The increase in marine revenue was driven by growth across multiple product categories. The increase in auto OEM revenue was primarily driven by growth in domain controllers. The outdoor revenue decrease was primarily due to declines in consumer auto and adventure watches.

Gross Profit

Gross Profit	13-Weeks Ended June 27, 2026	Year-over-Year Change	13-Weeks Ended June 28, 2025
Fitness	$480,723	32%	$364,670
Percentage of Segment Net Sales	64%		60%
Outdoor	332,319	2%	324,429
Percentage of Segment Net Sales	69%		66%
Aviation	201,971	9%	185,472
Percentage of Segment Net Sales	75%		74%
Marine	208,964	27%	164,338
Percentage of Segment Net Sales	61%		55%
Auto OEM	38,045	35%	28,103
Percentage of Segment Net Sales	22%		17%
Total	$1,262,022	18%	$1,067,012
Percentage of Total Net Sales	62%		59%

Gross profit dollars in the second quarter of 2026 increased 18% when compared to the year-ago quarter primarily due to the increase in net sales as described above. Consolidated gross margin as a percent of net sales increased 360 basis points when compared to the year-ago quarter with higher margins across all segments. The consolidated gross margin increase was primarily attributable to favorable product mix within certain segments and a favorable 100 basis point impact related to approximately $21 million in refunds of previously paid tariffs, of which approximately $14 million was attributable to marine.

The fitness and outdoor gross margin percentage increases of 330 basis points and 270 basis points, respectively, were primarily attributable to favorable product mix when compared to the year-ago quarter. The aviation gross margin percentage remained relatively flat with an 80 basis point increase when compared to the year-ago quarter. The marine gross margin percentage increase of 630 basis points when compared to the year-ago quarter was primarily attributable to refunds of previously paid tariffs and favorable product mix. The auto OEM gross margin percentage increase of 560 basis points when compared to the year-ago quarter was primarily attributable to year-to-date cost recoveries recognized as revenue during the current quarter.

Operating Expense

Operating Expense	13-Weeks Ended June 27, 2026	Year-over-Year Change	13-Weeks Ended June 28, 2025
Research and development expense	303,940	10%	276,663
Percentage of Total Net Sales	15%		15%
Selling, general and administrative expenses	342,574	8%	318,054
Percentage of Total Net Sales	17%		18%
Total	$646,514	9%	$594,717
Percentage of Total Net Sales	32%		33%

Total operating expense in the second quarter of 2026 increased 9% in absolute dollars and decreased 80 basis points as a percent of revenue when compared to the year-ago quarter. Operating expense, as a percent of segment net sales, decreased in the fitness, aviation, marine, and auto OEM segments by 70 basis points, 70 basis points, 190 basis points, and 170 basis points, respectively, when compared to the year-ago quarter primarily due to increased revenue and greater leverage of expenses. Operating expense, as a percent of segment net sales, increased in the outdoor segment by 100 basis points when compared to the year-ago quarter as decreased revenue and increased expenses were offset by improved gross margin percentage.

Research and development expense increased 10% in absolute dollars when compared to the year-ago quarter. The absolute dollar expense increase was primarily due to higher engineering personnel-related expenses.

Selling, general and administrative expenses increased 8% in absolute dollars when compared to the year-ago quarter. The absolute dollar expense increase was primarily due to higher personnel-related expenses.

Operating Income

Operating Income (Loss)	13-Weeks Ended June 27, 2026	Year-over-Year Change	13-Weeks Ended June 28, 2025
Fitness	$277,039	40%	$197,630
Percentage of Segment Net Sales	37%		33%
Outdoor	163,583	4%	157,881
Percentage of Segment Net Sales	34%		32%
Aviation	72,166	14%	63,383
Percentage of Segment Net Sales	27%		25%
Marine	99,848	59%	62,921
Percentage of Segment Net Sales	29%		21%
Auto OEM	2,872	NM	(9,520)
Percentage of Segment Net Sales	2%		(6%)
Total	$615,508	30%	$472,295
Percentage of Total Net Sales	30%		26%

NM - Represents that the percentage change is not meaningful.

Total operating income in the second quarter of 2026 increased 30% in absolute dollars and increased 440 basis points as a percent of revenue when compared to the year-ago quarter. The increase in operating income as a percent of revenue was driven by gross margin improvements and lower operating expenses as a percent of revenue, as described above. Operating performance improved across all segments when compared to the year-ago quarter.

Other Income (Expense)

Other Income (Expense)	13-Weeks Ended June 27, 2026	13-Weeks Ended June 28, 2025
Interest income	$38,173	$31,724
Foreign currency losses	(2,492)	(23,512)
Other (expense) income	(128)	(256)
Total	$35,553	$7,956

The average interest rate return on cash and investments during the second quarter of 2026 was 3.5%, compared to 3.2% during the same quarter of 2025.

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

The $2.5 million currency loss recognized in the second quarter of 2026 was primarily due to the U.S. Dollar strengthening against the Euro and weakening against the Taiwan Dollar, partially offset by the U.S. Dollar strengthening against the Swiss Franc, within the 13-week period ended June 27, 2026. During this period, the U.S. Dollar strengthened 1.1% against the Euro and weakened 0.6% against the Taiwan Dollar, resulting in losses of $3.8 million and $2.7 million, respectively, while the U.S. Dollar strengthened 1.8% against the Swiss Franc, resulting in a gain of $4.6 million. The remaining net currency loss of $0.6 million was related to the impacts of other currencies, each of which was individually immaterial.

The $23.5 million currency loss recognized in the second quarter of 2025 was primarily due to the U.S. Dollar weakening against the Taiwan Dollar, partially offset by the U.S Dollar weakening against the Euro and British Pound Sterling, within the 13-week period ended June 28, 2025. During this period, the U.S. Dollar weakened 14.1% against the Taiwan Dollar, resulting in a loss of $67.7 million, while the U.S Dollar weakened 8.2% against the Euro and 6.0% against the British Pound Sterling, resulting in gains of $36.5 million and $2.9 million, respectively. The remaining net currency gain of $4.8 million was related to the impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

The Company recorded income tax expense of $109.1 million in the 13-week period ended June 27, 2026, compared to income tax expense of $79.4 million in the 13-week period ended June 28, 2025. The effective tax rate was 16.8% in the second quarter of 2026, compared to 16.5% in the second quarter of 2025. The increase in effective tax rate between comparative periods was primarily due to changes in income mix by jurisdiction.

Net Income

As a result of the above, net income for the 13-week period ended June 27, 2026 was $541.9 million compared to $400.8 million for the 13-week period ended June 28, 2025, an increase of $141.1 million.

Comparison of 26-Weeks Ended June 27, 2026 and June 28, 2025

Net Sales

Net Sales	26-Weeks Ended June 27, 2026	Year-over-Year Change	26-Weeks Ended June 28, 2025
Fitness	$1,303,646	32%	$990,147
Percentage of Total Net Sales	35%		30%
Outdoor	900,270	(3%)	928,853
Percentage of Total Net Sales	24%		28%
Aviation	532,590	13%	472,481
Percentage of Total Net Sales	14%		14%
Marine	696,385	13%	618,699
Percentage of Total Net Sales	18%		18%
Auto OEM	342,691	1%	339,483
Percentage of Total Net Sales	9%		10%
Total	$3,775,582	13%	$3,349,663

Net sales increased 13% for the 26-week period ended June 27, 2026 when compared to the year-ago period. Total unit sales in the first half of 2026 increased by approximately 9% to 10,451 when compared to total unit sales of 9,565 in the first half of 2025, which differs from the percent increase in revenue primarily due to shifts in segment and product mix. Fitness was the largest portion of our revenue mix in the first half of 2026 at 35% compared to 30% in the first half of 2025.

The increase in fitness revenue was driven by growth across all product categories, led by strong demand for advanced wearables. The increase in aviation revenue was driven by growth in OEM and aftermarket product categories. The increase in marine revenue was driven by growth across multiple product categories. The increase in auto OEM revenue was primarily driven by growth in domain controllers. The outdoor revenue decrease was primarily due to declines in adventure watches.

Gross Profit

Gross Profit	26-Weeks Ended June 27, 2026	Year-over-Year Change	26-Weeks Ended June 28, 2025
Fitness	$819,246	40%	$584,813
Percentage of Segment Net Sales	63%		59%
Outdoor	610,261	1%	606,964
Percentage of Segment Net Sales	68%		65%
Aviation	399,279	13%	353,374
Percentage of Segment Net Sales	75%		75%
Marine	406,340	17%	348,271
Percentage of Segment Net Sales	58%		56%
Auto OEM	69,184	19%	58,135
Percentage of Segment Net Sales	20%		17%
Total	$2,304,310	18%	$1,951,557
Percentage of Total Net Sales	61%		58%

Gross profit dollars in the first half of 2026 increased 18% when compared to the year-ago period primarily due to the increase in net sales as described above. Consolidated gross margin as a percent of net sales increased 280 basis points when compared to the year-ago period with higher margins across all segments. The consolidated gross margin increase was primarily attributable to favorable product mix within certain segments.

The fitness and outdoor gross margin percentage increases of 380 basis points and 240 basis points, respectively, were primarily attributable to favorable product mix when compared to the year-ago period. The aviation gross margin percentage remained relatively flat with a 20 basis point increase when compared to the year-ago period. The marine gross margin percentage increase of 210 basis points when compared to the year-ago period was primarily attributable to refunds of previously paid tariffs. The auto OEM gross margin percentage increase of 310 basis points when compared to the year-ago period was primarily attributable to year-to-date cost recoveries recognized as revenue during the current period.

Operating Expense

Operating Expense	26-Weeks Ended June 27, 2026	Year-over-Year Change	26-Weeks Ended June 28, 2025
Research and development expense	$599,758	10%	$544,783
Percentage of Total Net Sales	16%		16%
Selling, general and administrative expenses	657,379	9%	601,655
Percentage of Total Net Sales	17%		18%
Total	$1,257,137	10%	$1,146,438
Percentage of Total Net Sales	33%		34%

Total operating expense in the first half of 2026 increased 10% in absolute dollars and decreased 90 basis points as a percent of revenue when compared to the year-ago period. Operating expense, as a percent of segment net sales, decreased in the fitness, aviation, marine, and auto OEM segments when compared to the year-ago period by 180 basis points, 300 basis points, 110 basis points, and 130 basis points, respectively, due to increased revenue and greater leverage of expenses. Operating expense, as a percent of segment net sales, increased in the outdoor segment by 190 basis points when compared to the year-ago period as decreased revenue and increased expenses were offset by improved gross margin percentage.

Research and development expense increased 10% in absolute dollars when compared to the year-ago period. The absolute dollar expense increase was primarily due to higher engineering personnel-related expenses.

Selling, general and administrative expense increased 9% in absolute dollars when compared to the year-ago period. The absolute dollar expense increase was primarily due to higher personnel-related expenses.

Operating Income

Operating Income (Loss)	26-Weeks Ended June 27, 2026	Year-over-Year Change	26-Weeks Ended June 28, 2025
Fitness	$434,659	58%	$275,344
Percentage of Segment Net Sales	33%		28%
Outdoor	282,373	(1%)	286,668
Percentage of Segment Net Sales	31%		31%
Aviation	143,100	28%	111,739
Percentage of Segment Net Sales	27%		24%
Marine	190,606	27%	149,785
Percentage of Segment Net Sales	27%		24%
Auto OEM	(3,565)	NM	(18,417)
Percentage of Segment Net Sales	(1%)		(5%)
Total	$1,047,173	30%	$805,119
Percentage of Total Net Sales	28%		24%

NM - Represents that the percentage change is not meaningful.

Total operating income in the first half of 2026 increased 30% in absolute dollars and increased 370 basis points as a percent of revenue when compared to the year-ago period. The increase in operating income as a percent of revenue was driven by gross margin improvements and lower operating expenses as a percent of revenue, as described above. Operating performance improvements, when compared to the year-ago period, in fitness, aviation, marine, and auto OEM were partially offset by a decline in outdoor.

Other Income (Expense)

Other Income (Expense)	26-Weeks Ended June 27, 2026	26-Weeks Ended June 28, 2025
Interest income	$74,147	$62,231
Foreign currency gains	630	1,248
Other income	1,640	730
Total	$76,417	$64,209

The average interest returns on cash and investments during the 26-week periods ended June 27, 2026 and June 28, 2025 were 3.4% and 3.2%, respectively.

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

The $0.6 million currency gain recognized in the 26-week period ended June 27, 2026 was primarily due to the U.S. Dollar strengthening against the Taiwan Dollar and Swiss Franc, partially offset by the U.S. Dollar strengthening against the Euro, within the 26-week period ended June 27, 2026. During this period, the U.S. Dollar strengthened 1.5% against the Taiwan Dollar and 2.8% against the Swiss Franc, resulting in gains of $8.5 million and $8.1 million, respectively, while the U.S. Dollar strengthened 3.3% against the Euro, resulting in a loss of $14.6 million. The remaining net currency loss of $1.4 million was related to the impacts of other currencies, each of which was individually immaterial.

The $1.2 million currency gain recognized in the 26-week period ended June 28, 2025 was primarily due to the U.S. Dollar weakening against the Euro, British Pound Sterling, and Polish Zloty, offset by the U.S. Dollar weakening against the Taiwan Dollar, within the 26-week period ended June 28, 2025. During this period, the U.S. Dollar weakened 12.4% against the Euro, 9.0% against the British Pound Sterling, and 12.8% against the Polish Zloty, resulting in gains of $49.1 million, $4.4 million, and $3.6 million, respectively, while the U.S. Dollar weakened 12.8% against the Taiwan Dollar, resulting in a loss of $61.6 million. The remaining net currency gain of $5.7 million was related to the impacts of other currencies, each of which was individually immaterial.

Income Tax Provision

The Company recorded income tax expense of $176.6 million in the first half of 2026, compared to income tax expense of $135.7 million in the first half of 2025. The effective tax rate was 15.7% in the first half of 2026, compared to 15.6% in the first half of 2025. The increase in effective tax rate between comparative periods was primarily due to changes in income mix by jurisdiction.

Net Income

As a result of the above, net income for the 26-week period ended June 27, 2026 was $947.0 million compared to $733.6 million for the 26-week period ended June 28, 2025, an increase of $213.4 million.

Liquidity and Capital Resources

We primarily use, and expect to use, cash flow from operations to fund our capital expenditures, support our working capital requirements, pay dividends, fund share repurchases, and fund strategic acquisitions. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our short- and long-term projected working capital needs, capital expenditures, and other cash requirements.

Cash, Cash Equivalents, and Marketable Securities

As of June 27, 2026, we had approximately $4.4 billion of cash, cash equivalents and marketable securities. Management invests idle or surplus cash in accordance with the Company's investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary objectives are to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during the first two quarters of 2026 and 2025 were 3.4% and 3.2%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral, and in the credit performance of the underlying issuer, among other factors. See Note 4 – Marketable Securities in the Notes to Condensed Consolidated Financial Statements for additional information regarding marketable securities.

Cash Flows

Cash provided by operating activities totaled $939.5 million for the first half of 2026, compared to $594.0 million for the first half of 2025. The increase in cash received from customers, primarily driven by higher net sales, was partially offset by increases in cash paid for cost of goods sold and operating expenses in the first half of 2026 compared to the first half of 2025.

Cash used in investing activities totaled $396.7 million for the first half of 2026, compared to $246.1 million for the first half of 2025. This increase was primarily due to an increase in net purchases of marketable securities and an increase in purchases of property and equipment in the first half of 2026 compared to the first half of 2025.

Cash used in financing activities totaled $473.2 million for the first half of 2026, compared to $415.7 million for the first half of 2025. This increase was primarily due to higher cash dividend payments in the first half of 2026 compared to the first half of 2025.

Use of Cash

Operating Leases

The Company has lease arrangements for certain real estate properties, vehicles, and equipment. Leased properties are typically used for office space, distribution, data centers, and retail. As of June 27, 2026, the Company had fixed lease payment obligations of $258.8 million, with $48.9 million payable within 12 months.

Inventory Purchase Obligations

The Company obtains various raw materials and components for its products from a variety of third party suppliers. The Company’s inventory purchase obligations are primarily noncancelable commitments. As of June 27, 2026, the Company had inventory purchase obligations of $1,533.7 million, with $1,170.1 million payable within 12 months.

Other Purchase Obligations

The Company’s other purchase obligations primarily consist of noncancelable commitments for capital expenditures and other indirect purchases in connection with conducting our business. As of June 27, 2026, the Company had other purchase obligations of $540.4 million, with $277.9 million payable within 12 months.

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

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 1 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025. There were no significant changes to the Company’s critical accounting policies and estimates in the 13-week and 26-week periods ended June 27, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025. There have been no material changes during the 13-week and 26-week periods ended June 27, 2026 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of June 27, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of June 27, 2026 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 27, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions, and complaints, including matters involving patent infringement, other intellectual property, product liability, customer claims and various other risks. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these legal matters, or if not, what the impact might be. However, the Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s business, results of operations, financial position or cash flows. For additional information, see Note 8 – Commitments and Contingencies in the above Notes to Condensed Consolidated Financial Statements and Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025. There have been no material changes during the 26-week period ended June 27, 2026 in the risks presented in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchase activity during the 13-week period ended June 27, 2026, summarized on a trade-date basis, was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
March 29, 2026 - April 25, 2026	48	$254.08	48	$479,042
April 26, 2026 - May 23, 2026	36	$237.01	36	$470,440
May 24, 2026 - June 27, 2026	94	$236.43	94	$448,106
Total	178		178

(1) The Board of Directors approved a share repurchase program on February 13, 2026 (the “2026 Program”), which was announced on February 18, 2026. The 2026 Program, which was effective beginning on February 20, 2026, is scheduled to expire on December 30, 2028. The 2026 Program authorizes the Company to purchase up to $500 million of its common shares. Share repurchases may be made in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and volume of share repurchases are subject to market conditions, business conditions and applicable laws, and are at management’s discretion. The 2026 Program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. See Note 9 – Stockholders’ Equity of the Notes to Condensed Consolidated Financial Statements for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the 13-week period ended June 27, 2026, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit 3.1‡	Articles of Association of Garmin Ltd., as amended and restated on June 11, 2026.*

Exhibit 3.2	Organizational Regulations of Garmin Ltd., as amended and restated on April 24, 2026 (incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q filed on April 29, 2026).

Exhibit 31.1‡	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2‡	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS‡	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH‡	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

Exhibit 104‡	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

‡ Filed herewith.

† Furnished herewith.

* Articles of Association restated to reflect the expiration of Article 5 (Capital Band) on June 5, 2026 in accordance with the amendment approved by the shareholders of Garmin Ltd. on June 6, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Douglas G. Boessen
Douglas G. Boessen
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: July 29, 2026