Form 10-Q
period 2026-09-26
GARMIN LTD
filed 2026-10-28
CIK 1121788

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2026

or

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

YES ☐ NO ☑

Number of shares outstanding of the registrant’s common shares as of October 23, 2026

Registered Shares, $0.10 par value: 192,695,298 (excluding treasury shares)

Garmin Ltd.

Form 10-Q

Quarter Ended September 26, 2026

i

Part I - Financial Information

Item 1 - Condensed Consolidated Financial Statements

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share information)

	13-Weeks Ended		39-Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$1,986,076	$1,770,901	$5,761,658	$5,120,564
Cost of goods sold	728,308	724,414	2,199,580	2,122,521
Gross profit	1,257,768	1,046,487	3,562,078	2,998,043

Research and development expense	312,916	286,464	912,673	831,247
Selling, general and administrative expenses	333,204	303,220	990,584	904,874
Total operating expense	646,120	589,684	1,903,257	1,736,121

Operating income	611,648	456,803	1,658,821	1,261,922
Other income (expense):
Interest income	36,357	32,085	110,504	94,316
Foreign currency gains	9,788	20,334	10,417	21,582
Other income	3,329	598	4,970	1,329
Total other income (expense)	49,474	53,017	125,891	117,227

Income before income taxes	661,122	509,820	1,784,712	1,379,149
Income tax provision	119,461	108,205	296,052	243,943
Net income	$541,661	$401,615	$1,488,660	$1,135,206

Net income per share:
Basic	$2.81	$2.09	$7.72	$5.90
Diluted	$2.80	$2.08	$7.69	$5.87

Weighted average common shares outstanding:
Basic	192,836	192,464	192,782	192,510
Diluted	193,617	193,533	193,556	193,551

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	13-Weeks Ended		39-Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income	$541,661	$401,615	$1,488,660	$1,135,206
Foreign currency translation adjustment	2,566	(62,713)	(54,584)	169,812
Change in fair value of available-for-sale marketable securities, net of deferred taxes	(28,085)	7,531	(42,095)	27,417
Comprehensive income	$516,142	$346,433	$1,391,981	$1,332,435

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	September 26, 2026	December 27, 2025
Assets
Current assets:
Cash and cash equivalents	$2,039,779	$2,278,646
Marketable securities	299,693	459,202
Accounts receivable, net	1,137,167	1,253,015
Inventories	2,251,741	1,772,257
Deferred costs	12,508	17,538
Prepaid expenses and other current assets	742,631	467,558
Total current assets	6,483,519	6,248,216

Property and equipment, net of accumulated depreciation of $1,391,338 and $1,292,250	1,496,143	1,375,348
Operating lease right-of-use assets	207,636	196,183
Noncurrent marketable securities	1,727,086	1,396,929
Deferred income tax assets	704,893	718,094
Noncurrent deferred costs	3,918	4,373
Goodwill	978,557	760,241
Other intangible assets, net	270,875	198,362
Other noncurrent assets	121,156	95,923
Total assets	$11,993,783	$10,993,669

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$500,671	$347,493
Salaries and benefits payable	256,762	228,267
Accrued warranty costs	76,874	72,921
Accrued sales program costs	113,724	153,193
Other accrued expenses	271,233	257,651
Deferred revenue	119,858	105,646
Income taxes payable	384,351	381,549
Dividend payable	404,779	173,351
Total current liabilities	2,128,252	1,720,071

Deferred income tax liabilities	116,224	109,701
Noncurrent income taxes payable	3,325	3,596
Noncurrent deferred revenue	22,400	22,277
Noncurrent operating lease liabilities	173,491	164,835
Other noncurrent liabilities	565	625

Stockholders’ equity:
Common shares, $0.10 par value (194,901 and 194,901 shares authorized and issued; 192,757 and 192,620 shares outstanding)	19,490	19,490
Additional paid-in capital	2,425,759	2,368,670
Treasury shares (2,144 and 2,281 shares)	(468,628)	(406,423)
Retained earnings	7,648,939	6,970,182
Accumulated other comprehensive income (loss)	(76,034)	20,645
Total stockholders’ equity	9,549,526	8,972,564
Total liabilities and stockholders’ equity	$11,993,783	$10,993,669

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	39-Weeks Ended
	September 26, 2026	September 27, 2025
Operating activities:
Net income	$1,488,660	$1,135,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	122,519	115,633
Amortization	26,692	26,874
(Gain) loss on sale or disposal of property and equipment	(639)	375
Unrealized foreign currency gains	(7,347)	(37,606)
Deferred income taxes	33,523	19,324
Stock compensation expense	133,526	125,003
Realized loss on marketable securities	587	857
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net of allowance for doubtful accounts	102,946	68,818
Inventories	(488,774)	(324,880)
Other current and noncurrent assets	(266,274)	(18,466)
Accounts payable	156,023	(7,531)
Other current and noncurrent liabilities	5,978	1,944
Deferred revenue	3,642	(11,603)
Deferred costs	5,486	8,703
Income taxes	16,851	(23,077)
Net cash provided by operating activities	1,333,399	1,079,574

Investing activities:
Purchases of property and equipment	(294,982)	(146,273)
Purchase of marketable securities	(632,001)	(724,091)
Redemption of marketable securities	403,842	531,804
Net payments for acquisitions	(320,588)	(175,655)
Other investing activities, net	2,388	387
Net cash used in investing activities	(841,341)	(513,828)

Financing activities:
Dividends	(578,474)	(490,919)
Proceeds from issuance of treasury shares related to equity awards	31,425	29,065
Purchase of treasury shares related to equity awards	(47,069)	(33,476)
Purchase of treasury shares under share repurchase plan	(123,206)	(130,149)
Net cash used in financing activities	(717,324)	(625,479)

Effect of exchange rate changes on cash and cash equivalents	(13,570)	53,125

Net decrease in cash, cash equivalents, and restricted cash	(238,836)	(6,608)
Cash, cash equivalents, and restricted cash at beginning of period	2,279,360	2,080,154
Cash, cash equivalents, and restricted cash at end of period	$2,040,524	$2,073,546

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 13-Weeks Ended September 26, 2026 and September 27, 2025

(In thousands)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 28, 2025	$19,490	$2,317,294	$(356,358)	$6,039,512	$105,173	$8,125,111
Net income	—	—	—	401,615	—	401,615
Translation adjustment	—	—	—	—	(62,713)	(62,713)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $2,616	—	—	—	—	7,531	7,531
Comprehensive income						346,433
Dividends	—	—	—	407	—	407
Issuance of treasury shares related to equity awards	—	(54)	54	—	—	—
Stock compensation	—	42,724	—	—	—	42,724
Purchase of treasury shares related to equity awards	—	—	(45)	—	—	(45)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(36,389)	—	—	(36,389)
Balance at September 27, 2025	$19,490	$2,359,964	$(392,738)	$6,441,534	$49,991	$8,478,241

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 27, 2026	$19,490	$2,381,041	$(427,840)	$7,106,837	$(50,515)	$9,029,013
Net income	—	—	—	541,661	—	541,661
Translation adjustment	—	—	—	—	2,566	2,566
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $10,018	—	—	—	—	(28,085)	(28,085)
Comprehensive income						516,142
Dividends	—	—	—	441	—	441
Issuance of treasury shares related to equity awards	—	(15)	(2)	—	—	(17)
Stock compensation	—	44,733	—	—	—	44,733
Purchase of treasury shares related to equity awards	—	—	(6)	—	—	(6)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(40,780)	—	—	(40,780)
Balance at September 26, 2026	$19,490	$2,425,759	$(468,628)	$7,648,939	$(76,034)	$9,549,526

See accompanying notes.

Garmin Ltd. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

For the 39-Weeks Ended September 26, 2026 and September 27, 2025

(In thousands)

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 28, 2024	$19,490	$2,247,484	$(270,521)	$5,999,183	$(147,238)	$7,848,398
Net income	—	—	—	1,135,206	—	1,135,206
Translation adjustment	—	—	—	—	169,812	169,812
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $9,112	—	—	—	—	27,417	27,417
Comprehensive income						1,332,435
Dividends	—	—	—	(692,855)	—	(692,855)
Issuance of treasury shares related to equity awards	—	(12,523)	41,588	—	—	29,065
Stock compensation	—	125,003	—	—	—	125,003
Purchase of treasury shares related to equity awards	—	—	(33,476)	—	—	(33,476)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(130,329)	—	—	(130,329)
Balance at September 27, 2025	$19,490	$2,359,964	$(392,738)	$6,441,534	$49,991	$8,478,241

	Common Shares	Additional Paid-In Capital	Treasury Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 27, 2025	$19,490	$2,368,670	$(406,423)	$6,970,182	$20,645	$8,972,564
Net income	—	—	—	1,488,660	—	1,488,660
Translation adjustment	—	—	—	—	(54,584)	(54,584)
Adjustment related to unrealized gains (losses) on available-for-sale securities net of income tax effects of $15,139	—	—	—	—	(42,095)	(42,095)
Comprehensive income						1,391,981
Dividends	—	—	—	(809,903)	—	(809,903)
Issuance of treasury shares related to equity awards	—	(76,437)	107,862	—	—	31,425
Stock compensation	—	133,526	—	—	—	133,526
Purchase of treasury shares related to equity awards	—	—	(47,069)	—	—	(47,069)
Purchase of treasury shares under share repurchase plan, including any associated excise tax	—	—	(122,998)	—	—	(122,998)
Balance at September 26, 2026	$19,490	$2,425,759	$(468,628)	$7,648,939	$(76,034)	$9,549,526

See accompanying notes.

Garmin Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 26, 2026

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

The Company’s operating results are subject to fluctuations associated with seasonal demand for consumer products, the timing of new product introductions, and original equipment manufacturer (OEM) customer production schedules. Therefore, operating results for the 13-week and 39-week periods ended September 26, 2026 are not necessarily indicative of the results that may be expected for the year ending December 26, 2026.

The Company’s fiscal year is based on a 52-week or 53-week period ending on the last Saturday of the calendar year. Therefore, the financial results of certain 53-week fiscal years, and the associated 14-week quarters, will not be exactly comparable to the prior and subsequent 52-week fiscal years and the associated 13-week quarters. The quarters ended September 26, 2026 and September 27, 2025 both contain operating results for 13 weeks.

Significant Accounting Policies

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 1 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025. There were no material changes to the Company’s significant accounting policies during the 39-week period ended September 26, 2026.

Recently Adopted Accounting Standards

There are no recently adopted accounting standards that have a material impact on the Company’s consolidated financial statements, accounting policies, processes, or systems.

Recently Issued Accounting Pronouncements Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update No. 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires additional disaggregated disclosures in the notes to financial statements for certain categories of expenses that are included in the expense captions on the face of the statements of income, on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments may be applied using either a prospective or retrospective approach. The Company is currently evaluating the impact that the updated standard will have on its financial statement disclosures.

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

	13-Weeks Ended		39-Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Point in time	$1,890,879	$1,685,604	$5,498,822	$4,870,953
Over time	95,197	85,297	262,836	249,611
Net sales	$1,986,076	$1,770,901	$5,761,658	$5,120,564

Transaction price and costs associated with the Company’s unsatisfied performance obligations are reflected as deferred revenue and deferred costs, respectively, on the Company’s condensed consolidated balance sheets. Such amounts are recognized ratably over the applicable estimated useful life or contractual service period. Changes in deferred revenue and costs during the 39-week period ended September 26, 2026 are presented below:

	39-Weeks Ended September 26, 2026
	Deferred Revenue (1)	Deferred Costs (2)
Balance - beginning of period	$127,923	$21,911
Deferrals in period	266,390	44,144
Deferrals acquired in period	10,781	—
Recognition of deferrals in period	(262,836)	(49,629)
Balance - end of period	$142,258	$16,426

(1) Deferred revenue is comprised of both deferred revenue and noncurrent deferred revenue per the condensed consolidated balance sheets.

(2) Deferred costs are comprised of both deferred costs and noncurrent deferred costs per the condensed consolidated balance sheets.

Of the $262,836 of deferred revenue recognized in the 39-week period ended September 26, 2026, approximately $116,000 was deferred as of the beginning of the period. Of the $142,258 of deferred revenue as of September 26, 2026, the Company expects to recognize approximately 88% ratably over a total period of three years or less.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income per share. Stock options, stock appreciation rights, and restricted stock units are collectively referred to as “equity awards”. There were no anti-dilutive equity awards excluded from the calculation of diluted net income per share for the periods presented below.

	13-Weeks Ended		39-Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Numerator:
Numerator for basic and diluted net income per share – net income	$541,661	$401,615	$1,488,660	$1,135,206

Denominator:
Denominator for basic net income per share – weighted-average common shares	192,836	192,464	192,782	192,510

Effect of dilutive equity awards	781	1,069	774	1,041

Denominator for diluted net income per share – adjusted weighted-average common shares	193,617	193,533	193,556	193,551

Basic net income per share	$2.81	$2.09	$7.72	$5.90

Diluted net income per share	$2.80	$2.08	$7.69	$5.87

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

Marketable securities classified as available-for-sale securities are summarized below:

	Available-For-Sale Securities as of September 26, 2026
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$17,304	$—	$(534)	$16,770
Agency securities	Level 2	139,720	—	(5,099)	134,621
Mortgage-backed securities	Level 2	65,620	—	(2,144)	63,476
Corporate debt securities	Level 2	1,646,142	400	(39,071)	1,607,471
Municipal securities	Level 2	209,752	3	(5,314)	204,441
Other	Level 2	—	—	—	—
Total		$2,078,538	$403	$(52,162)	$2,026,779

	Available-For-Sale Securities as of December 27, 2025
	Fair Value Level	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	Level 2	$11,310	$54	$(3)	$11,361
Agency securities	Level 2	79,794	63	(316)	79,541
Mortgage-backed securities	Level 2	86,251	567	(1,508)	85,310
Corporate debt securities	Level 2	1,454,326	12,809	(4,624)	1,462,511
Municipal securities	Level 2	217,629	675	(2,201)	216,103
Other	Level 2	1,346	—	(41)	1,305
Total		$1,850,656	$14,168	$(8,693)	$1,856,131

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

Accrued interest receivable, which totaled $22,334 as of September 26, 2026, is excluded from both the fair value and amortized cost basis of available-for-sale securities and is included within prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. The Company writes off impaired accrued interest on a timely basis, generally within 30 days of the due date, by reversing interest income. No accrued interest was written off during the 39-week period ended September 26, 2026.

The Company recognizes impairments relating to credit losses of available-for-sale securities through an allowance for credit losses and other income (expense) on the Company’s condensed consolidated statements of income. Impairment not relating to credit losses is recorded in accumulated other comprehensive income (loss) on the Company’s condensed consolidated balance sheets. The cost of securities sold is based on the specific identification method. Approximately 92% of securities in the Company’s portfolio were at an unrealized loss position as of September 26, 2026.

The following tables display additional information regarding gross unrealized losses and fair value by major security type for available-for-sale securities in an unrealized loss position as of September 26, 2026 and December 27, 2025.

	As of September 26, 2026
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(534)	$16,770	$—	$—	$(534)	$16,770
Agency securities	(5,099)	134,621	—	—	(5,099)	134,621
Mortgage-backed securities	(1,324)	55,921	(820)	7,555	(2,144)	63,476
Corporate debt securities	(37,017)	1,322,105	(2,054)	149,726	(39,071)	1,471,831
Municipal securities	(4,912)	162,462	(402)	38,078	(5,314)	200,540
Other	—	—	—	—	—	—
Total	$(48,886)	$1,691,879	$(3,276)	$195,359	$(52,162)	$1,887,238

	As of December 27, 2025
	Less than 12 Consecutive Months		12 Consecutive Months or Longer		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$(3)	$7,981	$—	$—	$(3)	$7,981
Agency securities	(217)	54,089	(99)	6,900	(316)	60,989
Mortgage-backed securities	(193)	15,074	(1,315)	14,664	(1,508)	29,738
Corporate debt securities	(1,469)	222,514	(3,155)	301,363	(4,624)	523,877
Municipal securities	(193)	11,094	(2,008)	147,899	(2,201)	158,993
Other	(2)	301	(39)	1,004	(41)	1,305
Total	$(2,077)	$311,053	$(6,616)	$471,830	$(8,693)	$782,883

As of September 26, 2026 and December 27, 2025, the Company had not recognized an allowance for credit losses on any securities in an unrealized loss position.

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

The amortized cost and fair value of marketable securities at September 26, 2026, by maturity, are shown below.

	Amortized Cost	Fair Value
Due in one year or less	$301,022	$299,693
Due after one year through five years	1,683,800	1,639,028
Due after five years through ten years	91,904	86,784
Due after ten years	1,812	1,274
Total	$2,078,538	$2,026,779

5. Income Taxes

The Company recorded income tax expense of $119,461 in the 13-week period ended September 26, 2026, compared to income tax expense of $108,205 in the 13-week period ended September 27, 2025. The effective tax rate was 18.1% in the third quarter of 2026, compared to 21.2% in the third quarter of 2025. The decrease in the effective tax rate between comparative periods was primarily driven by an increase in certain expected U.S. tax deductions due to provisions of the U.S. tax legislation enacted in 2025 that became effective in 2026.

The Company recorded income tax expense of $296,052 in the 39-week period ended September 26, 2026, compared to income tax expense of $243,943 in the 39-week period ended September 27, 2025. The effective tax rate was 16.6% in the first three quarters of 2026, compared to 17.7% in the first three quarters of 2025. The decrease in the effective tax rate between comparative periods was primarily driven by an increase in certain expected U.S. tax deductions due to provisions of the U.S. tax legislation enacted in 2025 that became effective in 2026.

6. Inventories

The details of inventories consisted of the following:

	September 26, 2026	December 27, 2025
Raw materials	$877,842	$618,228
Work-in-process	305,960	259,011
Finished goods	1,067,939	895,018
Inventories	$2,251,741	$1,772,257

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

	13-Weeks Ended		39-Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Balance - beginning of period	$71,560	$71,197	$72,921	$62,473
Accrual for products sold (1)	33,914	27,196	75,491	80,470
Expenditures	(28,600)	(26,673)	(71,538)	(71,223)
Balance - end of period	$76,874	$71,720	$76,874	$71,720

(1) Changes in cost estimates related to pre-existing warranties were not material and are aggregated with accruals for new warranty contracts in the ‘accrual for products sold’ line.

8. Commitments and Contingencies

Commitments

The Company is party to certain commitments that require the future purchase of goods or services (“unconditional purchase obligations”). The Company’s unconditional purchase obligations primarily consist of payments for inventory, capital expenditures, and other indirect purchases in connection with conducting its business. The aggregate amount of purchase orders and other commitments open as of September 26, 2026 that may represent noncancelable unconditional purchase obligations having a remaining term in excess of one year was approximately $416,000.

Certain cash balances are held as collateral in relation to bank guarantees. This restricted cash is reported within other assets on the condensed consolidated balance sheets and totaled $745 and $714 as of September 26, 2026 and December 27, 2025, respectively. The total of the cash and cash equivalents balance and the restricted cash reported within other assets in the condensed consolidated balance sheets equals the total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows.

Contingencies

Management of the Company currently does not believe it is reasonably possible that the Company may have incurred a material loss, or a material loss in excess of recorded accruals, with respect to loss contingencies in the aggregate, for the fiscal quarter ended September 26, 2026. The results of legal proceedings, investigations and claims, however, cannot be predicted with certainty. An adverse resolution of one or more of such matters in excess of management’s expectations could have a material adverse effect in the particular quarter or fiscal year in which a loss is recorded, but based on information currently known, the Company does not believe it is likely that losses from such matters would have a material adverse effect on the Company’s business or its consolidated financial position, results of operations or cash flows.

The Company settled or resolved certain matters during the 13-week and 39-week periods ended September 26, 2026 that did not individually or in the aggregate have a material impact on the Company’s business or its consolidated financial position, results of operations or cash flows.

On February 20, 2026, the U.S. Supreme Court ruled that the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were unauthorized. During the 39-week period ended September 26, 2026, the Company recognized refunds of approximately $54 million of previously paid IEEPA tariffs. The Company recognizes the refunds as a reduction of cost of goods sold when amounts become realized or realizable. As of September 26, 2026, there were additional potential refunds related to previously paid IEEPA tariffs, which have not been recognized in the Company’s consolidated financial statements.

9. Stockholders’ Equity

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

The Company’s shareholders approved the following dividends per share:

Approval Date	Dividend Payment Date	Record Date	Dividend Per Share
Fiscal 2026
June 5, 2026	June 26, 2026	June 15, 2026	$1.05
June 5, 2026	September 25, 2026	September 11, 2026	$1.05
June 5, 2026	December 24, 2026	December 11, 2026	$1.05
June 5, 2026	March 26, 2027 (expected)	March 12, 2027 (expected)	$1.05
Total			$4.20

Fiscal 2025
June 6, 2025	June 27, 2025	June 16, 2025	$0.90
June 6, 2025	September 26, 2025	September 12, 2025	$0.90
June 6, 2025	December 26, 2025	December 12, 2025	$0.90
June 6, 2025	March 27, 2026	March 13, 2026	$0.90
Total			$3.60

Fiscal 2024
June 7, 2024	June 28, 2024	June 17, 2024	$0.75
June 7, 2024	September 27, 2024	September 13, 2024	$0.75
June 7, 2024	December 27, 2024	December 13, 2024	$0.75
June 7, 2024	March 28, 2025	March 14, 2025	$0.75
Total			$3.00

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

On February 13, 2026, the Board of Directors approved a new share repurchase program (the “2026 Program”), which was effective beginning on February 20, 2026 and authorizes the Company to repurchase up to $500,000 of the common shares of Garmin Ltd. Share repurchases may be made in the open market or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and volume of share repurchases are subject to market conditions, business conditions and applicable laws, and are at management’s discretion. The 2026 Program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time. The 2026 Program expires on December 30, 2028. As of September 26, 2026, the Company had repurchased 369 shares for $92,674, leaving $407,326 available to repurchase additional shares under the 2026 Program.

10. Accumulated Other Comprehensive Income (Loss)

The following table presents changes in accumulated other comprehensive income (loss) balances by component for the 13-week and 39-week periods ended September 26, 2026:

	13-Weeks Ended September 26, 2026
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$(38,047)	$(12,468)	$(50,515)
Other comprehensive income (loss) before reclassification, net of income tax benefit of $10,015	2,566	(28,078)	(25,512)
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense), net of income tax expense of $3 included in income tax provision	—	(7)	(7)
Net current-period other comprehensive income (loss)	2,566	(28,085)	(25,519)
Balance - end of period	$(35,481)	$(40,553)	$(76,034)

	39-Weeks Ended September 26, 2026
	Foreign currency translation adjustment	Net gains (losses) on available-for-sale securities	Total
Balance - beginning of period	$19,103	$1,542	$20,645
Other comprehensive income (loss) before reclassification, net of income tax benefit of $15,207	(54,584)	(42,614)	(97,198)
Amounts reclassified from accumulated other comprehensive income (loss) to other income (expense), net of income tax benefit of $68 included in income tax provision	—	519	519
Net current-period other comprehensive income (loss)	(54,584)	(42,095)	(96,679)
Balance - end of period	$(35,481)	$(40,553)	$(76,034)

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

	Fitness	Outdoor	Aviation	Marine	Auto OEM	Total
13-Weeks Ended September 26, 2026
Net sales	$694,328	$597,301	$252,657	$309,878	$131,912	$1,986,076
Cost of goods sold	259,872	190,570	56,236	111,436	110,194	728,308
Gross profit	434,456	406,731	196,421	198,442	21,718	1,257,768
Research and development expense	70,106	75,855	93,909	50,872	22,174	312,916
Selling, general and administrative expenses	133,716	97,833	36,677	53,576	11,402	333,204
Operating income (loss)	$230,634	$233,043	$65,835	$93,994	$(11,858)	$611,648

13-Weeks Ended September 27, 2025
Net sales	$601,013	$497,598	$240,445	$267,005	$164,840	$1,770,901
Cost of goods sold	238,164	167,849	59,737	118,767	139,897	724,414
Gross profit	362,849	329,749	180,708	148,238	24,943	1,046,487
Research and development expense	55,192	68,497	85,655	47,986	29,134	286,464
Selling, general and administrative expenses	114,057	91,518	34,285	50,856	12,504	303,220
Operating income (loss)	$193,600	$169,734	$60,768	$49,396	$(16,695)	$456,803

39-Weeks Ended September 26, 2026
Net sales	$1,997,974	$1,497,571	$785,248	$1,006,262	$474,603	$5,761,658
Cost of goods sold	744,273	480,579	189,546	401,481	383,701	2,199,580
Gross profit	1,253,701	1,016,992	595,702	604,781	90,902	3,562,078
Research and development expense	196,771	220,349	274,659	150,912	69,982	912,673
Selling, general and administrative expenses	391,637	281,227	112,107	169,271	36,342	990,584
Operating income (loss)	$665,293	$515,416	$208,936	$284,598	$(15,422)	$1,658,821

39-Weeks Ended September 27, 2025
Net sales	$1,591,159	$1,426,451	$712,926	$885,704	$504,324	$5,120,564
Cost of goods sold	643,498	489,738	178,844	389,195	421,246	2,122,521
Gross profit	947,661	936,713	534,082	496,509	83,078	2,998,043
Research and development expense	158,344	198,557	254,980	138,894	80,472	831,247
Selling, general and administrative expenses	320,374	281,754	106,594	158,434	37,718	904,874
Operating income (loss)	$468,943	$456,402	$172,508	$199,181	$(35,112)	$1,261,922

Net sales to external customers by geographic region for the 13-week and 39-week periods ended September 26, 2026 and September 27, 2025 are presented below. Note that Americas includes North America and South America, EMEA includes Europe, the Middle East and Africa, and APAC includes Asia Pacific and Australian Continent.

	13-Weeks Ended		39-Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Americas (1)	$913,081	$795,624	$2,714,100	$2,419,371
EMEA	778,021	692,557	2,200,935	1,938,912
APAC	294,974	282,720	846,623	762,281
Net sales to external customers	$1,986,076	$1,770,901	$5,761,658	$5,120,564

(1) The United States is the only country which constitutes greater than 10% of net sales to external customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion set forth below, as well as other portions of this Quarterly Report on Form 10-Q, contains statements concerning potential future events. Such forward-looking statements are based upon assumptions by management, as of the date of this Quarterly Report on Form 10-Q, including assumptions about risks and uncertainties faced by the Company. Readers can identify these forward-looking statements by their use of such words as “future”, “expects”, “anticipates”, “believes”, “estimates”, “would”, “could”, “can”, “may”, or other similar words or other comparable terms. If any of the Company’s assumptions prove incorrect or should unanticipated circumstances arise, actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified in Part II, Item 1A of this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 27, 2025. Readers are strongly encouraged to consider those factors when evaluating any forward-looking statement concerning the Company. These forward-looking statements are made as of the date hereof, and the Company disclaims any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments, except as required by law.

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 27, 2025. Unless the context otherwise requires, references in this document to “we”, “us”, “our”, the “Company” and similar terms refer to Garmin Ltd. and its subsidiaries.

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

Business Environment Update

Global economic and geopolitical conditions impact our operations and financial results, although we believe our vertically integrated and diversified business model enables us to be resilient and flexible in a dynamic business environment. Recent global supply constraints of memory chips have increased operational complexities and costs, which we expect to unfavorably impact our future gross margin. Foreign currency fluctuations and rapidly changing global trade policies, particularly those affecting the United States (“U.S.”), increase the economic and operational uncertainties that could significantly impact our business and results of operations.

Refer to Part II, Item 1A, “Risk Factors” of this Quarterly Report for further discussion of the risks and uncertainties facing our Company.

Results of Operations

The following tables and discussion provide an analysis of our results of operations for the third quarter of 2026 compared to the third quarter of 2025 and the first three quarters of 2026 compared to the first three quarters of 2025.

Comparison of 13-Weeks Ended September 26, 2026 and September 27, 2025

Net Sales

Net Sales	13-Weeks Ended September 26, 2026	Year-over-Year Change	13-Weeks Ended September 27, 2025
Fitness	$694,328	16%	$601,013
Percentage of Total Net Sales	35%		34%
Outdoor	597,301	20%	497,598
Percentage of Total Net Sales	30%		28%
Aviation	252,657	5%	240,445
Percentage of Total Net Sales	13%		14%
Marine	309,878	16%	267,005
Percentage of Total Net Sales	15%		15%
Auto OEM	131,912	(20%)	164,840
Percentage of Total Net Sales	7%		9%
Total	$1,986,076	12%	$1,770,901

Net sales (or “revenue”) increased 12% for the 13-week period ended September 26, 2026 when compared to the year-ago quarter. Total unit sales in the third quarter of 2026 increased by approximately 9% to 5,440 when compared to total unit sales of 4,982 in the third quarter of 2025, which differs from the percent increase in revenue primarily due to shifts in segment and product mix. Fitness was the largest portion of our revenue mix in the third quarter of 2026 at 35% compared to 34% in the third quarter of 2025.

The increase in fitness revenue was driven primarily by strong demand for wearables. The increase in outdoor revenue was driven primarily by growth in adventure watches. The increase in aviation revenue was driven by growth in OEM product categories. The increase in marine revenue was driven by growth across multiple product categories, led by the sonar product category. The decrease in auto OEM revenue was primarily driven by a decline in domain controllers.

Gross Profit

Gross Profit	13-Weeks Ended September 26, 2026	Year-over-Year Change	13-Weeks Ended September 27, 2025
Fitness	$434,456	20%	$362,849
Percentage of Segment Net Sales	63%		60%
Outdoor	406,731	23%	329,749
Percentage of Segment Net Sales	68%		66%
Aviation	196,421	9%	180,708
Percentage of Segment Net Sales	78%		75%
Marine	198,442	34%	148,238
Percentage of Segment Net Sales	64%		56%
Auto OEM	21,718	(13%)	24,943
Percentage of Segment Net Sales	16%		15%
Total	$1,257,768	20%	$1,046,487
Percentage of Total Net Sales	63%		59%

Gross profit dollars in the third quarter of 2026 increased 20% when compared to the year-ago quarter due to the increase in net sales as described above and higher gross margin. Consolidated gross margin as a percent of net sales increased 420 basis points when compared to the year-ago quarter with higher margins across all segments. The consolidated gross margin increase was primarily attributable to favorable segment mix, lower product costs, and a favorable 160 basis point impact related to approximately $33 million in refunds of previously paid tariffs, of which approximately $20 million was attributable to marine.

The fitness and outdoor gross margin percentage increases of 220 basis points and 180 basis points, respectively, were primarily attributable to lower product costs when compared to the year-ago quarter. The aviation gross margin percentage increase of 260 basis points when compared to the year-ago quarter was primarily attributable to favorable product mix and refunds of previously paid tariffs. The marine gross margin percentage increase of 850 basis points when compared to the year-ago quarter was primarily attributable to refunds of previously paid tariffs. The auto OEM gross margin percentage increase of 130 basis points when compared to the year-ago quarter was primarily attributable to refunds of previously paid tariffs.

Operating Expense

Operating Expense	13-Weeks Ended September 26, 2026	Year-over-Year Change	13-Weeks Ended September 27, 2025
Research and development expense	312,916	9%	286,464
Percentage of Total Net Sales	16%		16%
Selling, general and administrative expenses	333,204	10%	303,220
Percentage of Total Net Sales	17%		17%
Total	$646,120	10%	$589,684
Percentage of Total Net Sales	33%		33%

Total operating expense in the third quarter of 2026 increased 10% in absolute dollars and remained relatively flat as a percent of revenue when compared to the year-ago quarter. Operating expense, as a percent of segment net sales, decreased in the outdoor and marine segments by 310 basis points and 330 basis points, respectively, when compared to the year-ago quarter primarily due to increased revenue and greater leverage of expenses. Operating expense, as a percent of segment net sales, increased in the fitness and aviation segments by 120 basis points and 180 basis points, respectively, when compared to the year-ago quarter as the year-over-year increase in research and development expense outpaced revenue growth. Operating expense, as a percent of segment net sales, was relatively flat in the auto OEM segment when compared to the year-ago quarter.

Research and development expense increased 9% in absolute dollars when compared to the year-ago quarter. The absolute dollar expense increase was primarily due to higher engineering personnel-related expenses.

Selling, general and administrative expenses increased 10% in absolute dollars when compared to the year-ago quarter. The absolute dollar expense increase was primarily due to higher personnel-related expenses and advertising expense.

Operating Income

Operating Income (Loss)	13-Weeks Ended September 26, 2026	Year-over-Year Change	13-Weeks Ended September 27, 2025
Fitness	$230,634	19%	$193,600
Percentage of Segment Net Sales	33%		32%
Outdoor	233,043	37%	169,734
Percentage of Segment Net Sales	39%		34%
Aviation	65,835	8%	60,768
Percentage of Segment Net Sales	26%		25%
Marine	93,994	90%	49,396
Percentage of Segment Net Sales	30%		19%
Auto OEM	(11,858)	NM	(16,695)
Percentage of Segment Net Sales	(9%)		(10%)
Total	$611,648	34%	$456,803
Percentage of Total Net Sales	31%		26%

NM - Represents that the percentage change is not meaningful.

Total operating income in the third quarter of 2026 increased 34% in absolute dollars and increased 500 basis points as a percent of revenue when compared to the year-ago quarter. The increase in operating income as a percent of revenue was primarily driven by gross margin improvements, as described above. Operating performance improved across all segments when compared to the year-ago quarter.

Other Income (Expense)

Other Income (Expense)	13-Weeks Ended September 26, 2026	13-Weeks Ended September 27, 2025
Interest income	$36,357	$32,085
Foreign currency gains	9,788	20,334
Other income	3,329	598
Total	$49,474	$53,017

The average interest rate return on cash and investments during the third quarter of 2026 was 3.4%, compared to 3.3% during the same quarter of 2025.

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

The $9.8 million currency gain recognized in the third quarter of 2026 was primarily due to the U.S. Dollar strengthening against the Swiss Franc within the 13-week period ended September 26, 2026. During this period, the U.S. Dollar strengthened 2.1% against the Swiss Franc, resulting in a gain of $6.1 million. The remaining net currency gain of $3.7 million was related to the impacts of other currencies, each of which was individually immaterial.

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

Income Tax Provision

The Company recorded income tax expense of $119.5 million in the 13-week period ended September 26, 2026, compared to income tax expense of $108.2 million in the 13-week period ended September 27, 2025. The effective tax rate was 18.1% in the third quarter of 2026, compared to 21.2% in the third quarter of 2025. The decrease in the effective tax rate between comparative periods was primarily driven by an increase in certain expected U.S. tax deductions due to provisions of the U.S. tax legislation enacted in 2025 that became effective in 2026.

Net Income

As a result of the above, net income for the 13-week period ended September 26, 2026 was $541.7 million compared to $401.6 million for the 13-week period ended September 27, 2025, an increase of $140.1 million.

Comparison of 39-Weeks Ended September 26, 2026 and September 27, 2025

Net Sales

Net Sales	39-Weeks Ended September 26, 2026	Year-over-Year Change	39-Weeks Ended September 27, 2025
Fitness	$1,997,974	26%	$1,591,159
Percentage of Total Net Sales	35%		31%
Outdoor	1,497,571	5%	1,426,451
Percentage of Total Net Sales	26%		28%
Aviation	785,248	10%	712,926
Percentage of Total Net Sales	14%		14%
Marine	1,006,262	14%	885,704
Percentage of Total Net Sales	17%		17%
Auto OEM	474,603	(6%)	504,324
Percentage of Total Net Sales	8%		10%
Total	$5,761,658	13%	$5,120,564

Net sales increased 13% for the 39-week period ended September 26, 2026 when compared to the year-ago period. Total unit sales in the first three quarters of 2026 increased by approximately 9% to 15,891 when compared to total unit sales of 14,547 in the first three quarters of 2025, which differs from the percent increase in revenue primarily due to shifts in segment and product mix. Fitness was the largest portion of our revenue mix in the first three quarters of 2026 at 35% compared to 31% in the first three quarters of 2025.

The increase in fitness revenue was driven by growth across all product categories, led by strong demand for wearables. The increase in outdoor revenue was driven primarily by growth in adventure watches. The increase in aviation revenue was driven by growth in OEM and aftermarket product categories. The increase in marine revenue was driven by growth across multiple product categories, led by the sonar product category. The decrease in auto OEM revenue was primarily driven by a decline in domain controllers.

Gross Profit

Gross Profit	39-Weeks Ended September 26, 2026	Year-over-Year Change	39-Weeks Ended September 27, 2025
Fitness	$1,253,701	32%	$947,661
Percentage of Segment Net Sales	63%		60%
Outdoor	1,016,992	9%	936,713
Percentage of Segment Net Sales	68%		66%
Aviation	595,702	12%	534,082
Percentage of Segment Net Sales	76%		75%
Marine	604,781	22%	496,509
Percentage of Segment Net Sales	60%		56%
Auto OEM	90,902	9%	83,078
Percentage of Segment Net Sales	19%		16%
Total	$3,562,078	19%	$2,998,043
Percentage of Total Net Sales	62%		59%

Gross profit dollars in the first three quarters of 2026 increased 19% when compared to the year-ago period primarily due to the increase in net sales as described above. Consolidated gross margin as a percent of net sales increased 330 basis points when compared to the year-ago period with higher margins across all segments. The consolidated gross margin increase was primarily attributable to lower product costs and a favorable impact related to approximately $54 million in refunds of previously paid tariffs, of which approximately $34 million was attributable to marine.

The fitness and outdoor gross margin percentage increases of 320 basis points and 220 basis points, respectively, were primarily attributable to lower product costs when compared to the year-ago period. The aviation gross margin percentage remained relatively flat with a 90 basis point increase when compared to the year-ago period. The marine gross margin percentage increase of 400 basis points when compared to the year-ago period was primarily attributable to refunds of previously paid tariffs. The auto OEM gross margin percentage increase of 270 basis points when compared to the year-ago period was primarily attributable to year-to-date cost recoveries recognized as revenue during the current year.

Operating Expense

Operating Expense	39-Weeks Ended September 26, 2026	Year-over-Year Change	39-Weeks Ended September 27, 2025
Research and development expense	$912,673	10%	$831,247
Percentage of Total Net Sales	16%		16%
Selling, general and administrative expenses	990,584	9%	904,874
Percentage of Total Net Sales	17%		18%
Total	$1,903,257	10%	$1,736,121
Percentage of Total Net Sales	33%		34%

Total operating expense in the first three quarters of 2026 increased 10% in absolute dollars and decreased 90 basis points as a percent of revenue when compared to the year-ago period. Operating expense, as a percent of segment net sales, decreased in the aviation and marine segments when compared to the year-ago period by 150 basis points and 180 basis points, respectively, due to increased revenue and greater leverage of expenses. Operating expense, as a percent of segment net sales, decreased in the auto OEM segment when compared to the year-ago period by 100 basis points as the year-over-year decrease in research and development expense was greater than the revenue decrease. Operating expense, as a percent of segment net sales, remained relatively flat in the fitness and outdoor segments when compared to the year-ago period.

Research and development expense increased 10% in absolute dollars when compared to the year-ago period. The absolute dollar expense increase was primarily due to higher engineering personnel-related expenses.

Selling, general and administrative expenses increased 9% in absolute dollars when compared to the year-ago period. The absolute dollar expense increase was primarily due to higher personnel-related expenses.

Operating Income

Operating Income (Loss)	39-Weeks Ended September 26, 2026	Year-over-Year Change	39-Weeks Ended September 27, 2025
Fitness	$665,293	42%	$468,943
Percentage of Segment Net Sales	33%		29%
Outdoor	515,416	13%	456,402
Percentage of Segment Net Sales	34%		32%
Aviation	208,936	21%	172,508
Percentage of Segment Net Sales	27%		24%
Marine	284,598	43%	199,181
Percentage of Segment Net Sales	28%		22%
Auto OEM	(15,422)	NM	(35,112)
Percentage of Segment Net Sales	(3%)		(7%)
Total	$1,658,821	31%	$1,261,922
Percentage of Total Net Sales	29%		25%

NM - Represents that the percentage change is not meaningful.

Total operating income in the first three quarters of 2026 increased 31% in absolute dollars and increased 410 basis points as a percent of revenue when compared to the year-ago period. The increase in operating income as a percent of revenue was driven by gross margin improvements and lower operating expenses as a percent of revenue, as described above. Operating performance improved across all segments when compared to the year-ago period.

Other Income (Expense)

Other Income (Expense)	39-Weeks Ended September 26, 2026	39-Weeks Ended September 27, 2025
Interest income	$110,504	$94,316
Foreign currency gains	10,417	21,582
Other income	4,970	1,329
Total	$125,891	$117,227

The average interest returns on cash and investments during the 39-week periods ended September 26, 2026 and September 27, 2025 were 3.4% and 3.2%, respectively.

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

The $10.4 million currency gain recognized in the 39-week period ended September 26, 2026 was primarily due to the U.S. Dollar strengthening against the Swiss Franc and Taiwan Dollar, partially offset by the U.S. Dollar strengthening against the Euro, within the 39-week period ended September 26, 2026. During this period, the U.S. Dollar strengthened 4.9% against the Swiss Franc and 1.0% against the Taiwan Dollar, resulting in gains of $14.2 million and $7.5 million, respectively, while the U.S. Dollar strengthened 3.2% against the Euro, resulting in a loss of $15.5 million. The remaining net currency gain of $4.2 million was related to the impacts of other currencies, each of which was individually immaterial.

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

Income Tax Provision

The Company recorded income tax expense of $296.1 million in the first three quarters of 2026, compared to income tax expense of $243.9 million in the first three quarters of 2025. The effective tax rate was 16.6% in the first three quarters of 2026, compared to 17.7% in the first three quarters of 2025. The decrease in the effective tax rate between comparative periods was primarily driven by an increase in certain expected U.S. tax deductions due to provisions of the U.S. tax legislation enacted in 2025 that became effective in 2026.

Net Income

As a result of the above, net income for the 39-week period ended September 26, 2026 was $1,488.7 million compared to $1,135.2 million for the 39-week period ended September 27, 2025, an increase of $353.5 million.

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

Cash, Cash Equivalents, and Marketable Securities

As of September 26, 2026, we had approximately $4.1 billion of cash, cash equivalents and marketable securities. Management invests idle or surplus cash in accordance with the Company’s investment policy, which has been approved by the Company’s Board of Directors. The investment policy’s primary objectives are to preserve capital, maintain an acceptable degree of liquidity, and maximize yield within the constraint of low credit risk. Garmin’s average interest rate returns on cash and investments during the first three quarters of 2026 and 2025 were 3.4% and 3.2%, respectively. The fair value of our securities varies from period to period due to changes in interest rates, in the performance of the underlying collateral, and in the credit performance of the underlying issuer, among other factors. See Note 4 – Marketable Securities in the Notes to Condensed Consolidated Financial Statements for additional information regarding marketable securities.

Cash Flows

Cash provided by operating activities totaled $1,333.4 million for the first three quarters of 2026, compared to $1,079.6 million for the first three quarters of 2025. The increase in cash received from customers, primarily driven by higher net sales, was partially offset by increases in cash paid for cost of goods sold, operating expenses, and prepayments for inventory to secure certain critical components in the first three quarters of 2026 compared to the first three quarters of 2025.

Cash used in investing activities totaled $841.3 million for the first three quarters of 2026, compared to $513.8 million for the first three quarters of 2025. This increase was primarily due to an increase in purchases of property and equipment, an increase in cash used for acquisitions, and an increase in net purchases of marketable securities in the first three quarters of 2026 compared to the first three quarters of 2025.

Cash used in financing activities totaled $717.3 million for the first three quarters of 2026, compared to $625.5 million for the first three quarters of 2025. This increase was primarily due to higher cash dividend payments in the first three quarters of 2026 compared to the first three quarters of 2025.

Use of Cash

Operating Leases

The Company has lease arrangements for certain real estate properties, vehicles, and equipment. Leased properties are typically used for office space, distribution, data centers, and retail. As of September 26, 2026, the Company had fixed lease payment obligations of $254.8 million, with $51.0 million payable within 12 months.

Inventory Purchase Obligations

The Company obtains various raw materials and components for its products from a variety of third-party suppliers. The Company’s inventory purchase obligations are primarily noncancelable commitments. As of September 26, 2026, the Company had inventory purchase obligations of $2,006.6 million, with $1,766.5 million payable within 12 months.

Other Purchase Obligations

The Company’s other purchase obligations primarily consist of noncancelable commitments for capital expenditures and other indirect purchases in connection with conducting our business. As of September 26, 2026, the Company had other purchase obligations of $478.0 million, with $268.3 million payable within 12 months.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The presentation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer sales programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, and contingencies and litigation. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a description of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements, refer to Note 1 – Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements in Part II, Item 8 and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025. There were no significant changes to the Company’s critical accounting policies and estimates in the 13-week and 39-week periods ended September 26, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There are numerous market risks that can affect our future business, financial condition and results of operations. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025. There have been no material changes during the 13-week and 39-week periods ended September 26, 2026 in the risks described in our Annual Report on Form 10-K related to market sensitivity, inflation, foreign currency exchange rate risk and interest rate risk.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As of September 26, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of September 26, 2026 that our disclosure controls and procedures were effective such that the information relating to the Company, required to be disclosed in our Securities and Exchange Commission (SEC) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 26, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are many risks and uncertainties that can affect our future business, financial performance or share price. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025. There have been no material changes during the 39-week period ended September 26, 2026 in the risks presented in our Annual Report on Form 10-K for the fiscal year ended December 27, 2025. These risks, however, are not the only risks facing our Company. Additional risks and uncertainties, including those not currently known to us or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Share repurchase activity during the 13-week period ended September 26, 2026, summarized on a trade-date basis, was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
June 28, 2026 - July 25, 2026	57	$241.72	57	$434,207
July 26, 2026 - August 22, 2026	23	$286.27	23	$427,716
August 23, 2026 - September 26, 2026	73	$280.85	73	$407,326
Total	153		153

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the 13-week period ended September 26, 2026, no directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

•
On July 31, 2026, Patrick Desbois, co-Chief Operating Officer, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of up to 100% of the net shares (net of tax withholding) resulting from the maximum potential equity awards vesting of 15,634 gross shares of our common shares during the plan period, subject to certain conditions. The first trade date will not occur until December 15, 2026 at the earliest, and the plan’s maximum duration is until March 4, 2027.
•
On August 5, 2026, Joshua Maxfield, Vice President and General Counsel, adopted a new written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the potential sale of up to 100% of the net shares (net of tax withholding) resulting from the maximum potential equity awards vesting of 1,167 gross shares of our common shares during the plan period, subject to certain conditions. The first trade date will not occur until December 15, 2026 at the earliest, and the plan’s maximum duration is until February 28, 2027.

Item 6. Exhibits

Exhibit 3.1	Articles of Association of Garmin Ltd., as amended and restated on June 11, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed on July 29, 2026).

Exhibit 3.2	Organizational Regulations of Garmin Ltd., as amended and restated on April 24, 2026 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed on April 29, 2026).

Exhibit 31.1‡	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2‡	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS‡	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH‡	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

Exhibit 104‡	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

‡ Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GARMIN LTD.

By	/s/ Douglas G. Boessen
Douglas G. Boessen
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Dated: October 28, 2026